Form 10QSB
period 2001-09-30
CORONADO RESOURCES INC
filed 2001-11-14
CIK 1082825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended September 30, 2001
Commission File Number 0-33025

CORONADO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0470242

(State of Incorporation)	(I.R.S. Employer Identification No.)

27735 Mountain Meadow Road, Suite 13, Escondido, CA

(Physical Address of Principal Executive Offices)

P.O. Box 1058, San Marcos, CA 92079

(Mailing Address of Principal Executive Offices)

(619) 692-5877

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date.

As of September 30, 2001, the registrant had 11,270,000 shares of common stock, $.001 par value, issued and outstanding.

Coronado Resources, Inc.
(A Development Stage Company)

Balance Sheet
as of
September 30, 2001
and December 31, 2000

and

Statements of Income
and
Cash Flows
for the Three and Nine Months Ending
September 30, 2001 and 2000,
and For the Period
March 10, 1999 (Inception) to September 30, 2001

G. Brad Beckstead
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 (fax)

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

Board of Directors
Coronado Resources, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Coronado Resources, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and for the period March 10, 1999 (Inception) to September 30, 2001, and statements of cash flows for the nine month period ending September 30, 2001 and 2000 and for the period March 10, 1999 to September 30, 2001. These financial statements are the responsibility of the Company’s management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Coronado Resources, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders’ equity, and cash flows for the period then ended (not presented herein) and in my report dated July 18, 2001, I expressed an unqualified opinion on those financial statements.

/s/ Brad Beckstead

October 9, 2001

BALANCE SHEETS

	SEPT	DEC 31
	2001	2000

	(Unaudited)
ASSETS
CURRENT ASSETS
CASH (on hand & in the bank)	3,260	6,158

TOTAL CURRENT ASSETS	3,260	6,158

TOTAL ASSETS	3,260	6,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES		100

TOTAL CURRENT LIABILITIES	0	100

TOTAL LIABILITIES	0	100
STOCKHOLDERS’ EQUITY
COMMON STOCK
Par Value $0.001, 50,000,000 shares authorized, 11,270,000 issued & outstanding	11,270	11,270
PAID IN CAPITAL	4,830	4,830
ACCUMULATED (DEFICIT) DURING DEVELOPMENT STAGE	-12,840	-10,042

TOTAL STOCKHOLDERS’ EQUITY	3,260	6,058

TOTAL LIAB & STOCKHOLDERS’ EQUITY	3,260	6,158

The accompanying notes are an integral part of these financial statements.

INCOME STATEMENTS
(Unaudited)

					3/10/1999
					(Inception)
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended	to
	9/30/01	9/30/00	9/30/01	9/30/00	9/31/01

REVENUE	0	0	0	0	0

TOTAL REVENUE	0	0	0	0	0
OPERATING EXPENSES
MANAGEMENT FEES	0	0	0	0	10,000
GENERAL, SELLING & ADMINISTRATIVE	2,613	34	2,798	0	2,840

TOTAL OPERATING EXPENSES	2,613	34	2,798	0	12,840

NET (LOSS)	-2,613	-34	-2,798	0	-12,840

NET (LOSS) PER SHARE	0	0	0	0	0
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,270,000	11,270,000	11,270,000	11,270,000	11,270,000

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS
(Unaudited)

			3/10/1999
	9 Months	9 Months	(Inception)
	Ended	Ended	To
	9/30/2001	9/30/2000	9/30/2001

CASH FLOWS FROM OPERATING ACTIVITIES NET LOSS	-2798	0	-12840
ADJ TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES ISSUE COMMON STOCK	0	0	10000

NET CASH USED IN OPERATING ACTIVITIES	-2798	0	-2840
CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES	0	0	6100

NET INCREASE (DECREASE)	-2798	0	3260
CASH BEGINNING OF PERIOD	6058	6200	0

CASH END OF PERIOD	3260	6200	3260

The accompanying notes are an integral part of these financial statements.

CORONADO RESOURCES, INC.
(a Development Stage Company)
NOTES

Note 1. Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2. Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2001 the Company has not recognized revenue to date and has accumulated operating losses of approximately $12,840 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3. Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

PART I FINANCIAL INFORMATION

Management’s Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $2798 through September 2001 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company’s equity securities have allowed the Company to maintain a positive cash flow balance.

Our business plan includes the following future steps: complete all Form 10-SB filing requirements during months one through three, obtain a listing on the OTC Electronic Bulletin Board during months four through six, prepare a private placement memorandum during months seven through eight, and raise capital of $2,000,000 through the sale of common stock in a private placement by selling 2,000,000 shares at $1.00 per share, to accredited or sophisticated investors during months nine through ten. During month eleven, after raising capital, the Company intends to open one office in San Diego County, and one in Orange County, California. During months eleven through sixteen, in order to operate both offices for six months, we intend to expend $40,000 for two managers, $35,000 for two estimators/trainers, $90,000 for six installers, $25,000 for two office clerical employees, $45,000 for inventory, $10,000 for set-up and maintenance of the Company’s web site, $125,000 for advertising, $118,000 for purchase of computers and fixed assets, $10,000 for insurance, and $50,000 for rent and other operating expenses. After month sixteen, we intend to expand into Arizona by opening one new office in Phoenix..

In our company’s development stage, we have taken the following steps: signed an exclusive licensing agreement with our president for use of his advanced solar window film product design, prepared a business plan which proposes to utilize our founders’ backgrounds to sell and install our proprietary advanced solar window film product to residential and commercial users in Southern California and Arizona, and filed a Form 10-SB with the Securities and Exchange Commission in order to make our financial information equally available to any interested parties or investors.

We have begun the development stage of our company by securing an exclusive licensing agreement with our president for use of his advanced solar window film product design, and preparing a business plan. We will only be able to continue to advance our business plan after we receives capital funding through the sale of equity securities. After raising capital, we intend to hire employees, rent commercial space in San Diego and Orange County, purchase inventory, and begin development of our window tinting operations. We intend to use the equity capital to fund the business plan during the first twelve months as cash flow from sales is not estimated to begin until year two of the business plan. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget and a shortfall of funding due to our inability to raise capital in the equity securities market. If no funding is received, we will be forced to rely on existing cash in the bank and funds loaned by the directors and officers. The officers and directors have not, as of the date of this filing, loaned any funds to the company. There are no formal commitments or arrangements to advance or loan funds to the company or repay any such advances or loans. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

PART II OTHER INFORMATION

ITEM 1

Not applicable.

ITEMS 2-4:

Not applicable

ITEM 5: Information required in lieu of Form 8-K:

None

ITEM 6:

Exhibits and Reports on 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Resources, Inc.

Dated: November 13, 2001	/s/ William Talvy

William Talvy President and Chief Executive Officer